Form 10-K
period 2005-12-31
Ford Credit Auto Owner Trust 2005-C
filed 2006-03-24
CIK 1339370

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K



(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 2005

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                               ----------    ----------

Commission file number 333-89048-06


                       FORD CREDIT AUTO OWNER TRUST 2005-C
                     (Ford Credit Auto Receivables Two LLC)

              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


State of Incorporation:  Delaware

Employer Identification No.:  35-6739874

Address of principal executive offices:  The American Road
                                         Dearborn, Michigan 48126


Registrant's telephone number, including area code: (313)594-3495

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. XX  Yes    No
         --      --

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act.)    Yes   XX  No
                                       --       --

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

                                     PART I.


ITEM 1.  BUSINESS


     For a discussion of the business for the Ford Credit Auto Owner Trust 2005-C (the "Trust") see the Prospectus and the Prospectus Supplement, dated April 7, 2005 and September 22, 2005, respectively.




ITEM 2.  PROPERTIES


     For a discussion of the business for the Trust see the Prospectus and the Prospectus Supplement, dated April 7, 2005 and September 22, 2005, respectively.




ITEM 3.  LEGAL PROCEEDINGS

Nothing to Report.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to Report.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


     Ford Credit Auto Receivables Two LLC is the owner of the residual interest of the Trust.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.



                                    PART III.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS



-------------------------------------------------------------------------------------------------------------------
Title of Class          Name and Address of Beneficial Owner         Amount and Nature             Percent of Class
                                                                       of Beneficial
                                                                         Ownership
-------------------------------------------------------------------------------------------------------------------
Residual Interest       Ford Credit Auto Receivables Two LLC               100%                          100%
                                The American Road
                                Dearborn, MI  48126
-------------------------------------------------------------------------------------------------------------------


ITEM. 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2005-C
   (a)    Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 99.1   Ford Credit Auto Owner Trust         Filed with this Report
               2005-C Annual Servicer
               Statement as to Compliance

Exhibit 99.2   Ford Credit Auto Owner Trust         Filed with this Report
               2005-C Annual Independent
               Certified Public
               Accountant's Report

Exhibit 99.3   Chief Servicing Officer              Filed with this Report
               Certification Pursuant to
               Section 302 (a) of the
               Sarbanes-Oxley Act of 2002
               Relating to Reports



     (b) Reports on Form 8-K

       The Current Reports on Form 8-K attaching the related Monthly Servicing Report were filed by Ford Credit Auto Owner Trust 2005-C on the dates indicated below:

8-K Filing Date                         Reporting Period
---------------                         ----------------
October 18, 2005                        month ending September 30, 2005
November 28, 2005                       month ending October 31, 2005
December 16, 2005                       month ending November 30, 2005
January 18, 2006                        month ending December 31, 2005

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Ford Credit Auto Receivables Two LLC
                                                (Registrant)


Date:  March 24, 2006        By:/s/  Joseph P. Topolski
                                     ---------------------------------
                                     Assistant Secretary
                                     Ford Motor Credit Company,
                                      as Servicer

                                  EXHIBIT INDEX

        FORD CREDIT AUTO OWNER TRUST 2005-C

Exhibit
Number           Description of Exhibit
-------        ------------------------
Exhibit 99.1   Ford Credit Auto Owner Trust
               2005-C Annual Servicer
               Statement as to Compliance

Exhibit 99.2   Ford Credit Auto Owner Trust
               2005-C Annual Independent
               Certified Public
               Accountant's Report

Exhibit 99.3   Chief Servicing Officer
               Certification Pursuant to
               Section 302 (a) of the
               Sarbanes-Oxley Act of 2002
               Relating to Reports